Form 10-K
ADVANTA REVOLVING HOME EQUITY LOAN TRUST 2000 A
filed 2001-03-30
CIK 1112641

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of
         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2000

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from________________to_______________.
Commission file number 333-92669-01

ADVANTA Revolving Home Equity Loan Trust 2000-A

New York                      Pending         Pending
   (State of other jurisdictio        (IRS Employer
    incorporation or organizat           Identification No.)

c/o Bankers Trust Company
4 Albany Street
New York, NY   10015

Registrant's telephone number, including area code:  (212) 250-2500

Securities registered pursuant to Section 12(b) of the Act.

Title of each class                           Name of each exchange on
                                                        which registered:
     None                                           None

Securities registered pursuant to Section 12(g) of the Act:
     None
                              (Title of class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes             X               No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ($ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$328,503,649.00

Documents Incorporated by Reference:  Not Applicable


PART 1

ITEM 1 - BUSINESS

The ADVANTA Revolving Home Equity Loan Trust 2000-A, (the "Trust" or
"Issuer") is a New York common law trust established as of April 1, 2000, pursuant to a Pooling and Servicing Agreement (the "Pooling and
Servicing Agreement") between ADVANTA Mortgage Conduit Services, Inc.
as sponsors (the "Sponsor") and ADVANTA Mortgage Corp. USA as Master
Servicer (the "Master Servicer") (together, the "Companies") and Bankers
Trust Company, acting thereunder not in its individual capacity but solely as trustee (the "Trustee"). The Issuer's only purpose is the issuance of $400,000,000.00 principal amount of ADVANTA Revolving Home Equity Loan
Asset Backed Notes, Series 2000-A, Class A (the "Certificates")
 and the subordinated residual certificates pursuant to the Pooling and Servicing Agreement. On April 1, 2000, the Sponsor sold
$400,000,000.00 aggregate principal amount of mortgage loans (the "Mort-gage Loans"), to the Issuer in exchange for the Certificates, and sold the Certificates pursuant to a public offering, the underwriting of which was managed by Bear, Stearns & Co. Inc Morgan Stanley Dean Prudential
Securities and Salomon Smith Barney. The Mortgage Loans and the distributions there on along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon, are the only significant assets of the Issuer. The Certificates represent obligations solely of the Issuer. The Certificates were registered under a Registration Statement (file no. 333-92669) on Form S-3 declared effective on April 1, 2000.

ITEM 2 - PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3 - LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Sponsor or the Master Servicer with respect to the Certificates or the Issuer's property.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-
HOLDER MATTERS

The Trust is not an issuer of common stock in a corporation, although the Certificates represent equity interest that has voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 4, 2000, there were approximately 13 holders of the Class A-1 Certificates. The number of holders includes individual participants in security position listings. As of December 26, 2000, 8 monthly distributions had been made to the holders of the Certificates.


ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On April 1, 2000, the Issuer issued $400,000,000.00 aggregate principal amount of Class A-1 Certificates having a variable monthly rate, which are collateralized by Mortgage Loans.
The sale of the Mortgage Loans to the Issuer, the issuance of the Certificates and the simultaneous delivery of the Certificates to the Companies for sale pursuant to a public offering, the underwriting of which was managed by Bear Stearns & Co. Inc. Morgan Stanley Dean Witter Prudential Securities and Salomon Smith Barney, has been accounted for as a sale of the Certificates. The value of the Certificates issued by the Issuer equaled the value of the Mortgage Loans conveyed to the Issuer by the Companies, plus funds held in the Prefunding Account (if any) and subsequently used to acquire additional mortgage loans. Accordingly, there was no income, expense, gain or loss resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Certificates will be receipts of interest on and principal of the Mortgage Loans, along with certain insurance proceeds, certain proceeds obtained on foreclosure and any investment income earned thereon. The respective management's of the Companies believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Certificates as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Certificates and its operating expenses other than the receipt of interest on and principal of the mortgage loans, certain insurance proceeds and certain proceeds obtained on foreclosure and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Certificates represent obligations solely of the Issuer.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Not applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

ITEM 11 - EXECUTIVE COMPENSATION

Not applicable.See "Item 10-Directors and Executive Officers of the Registrant".

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Revolving Home Equity Loan Certificates, Series 2000-A, Class A ("Class A Certificates"), the name and address of each entity owning more than 5% of the outstanding principal amount of the ADVANTA Home Equity Loan Certificates, Series 2000-A, .;(ii) the principal amount of the Class A-1 Certificates and (iii) the percent that the principal amount of Class A-1 Certificates owned represents of the outstanding principal amount of the Class A-1 Certificates. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company.
The Master Servicer is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                Amount Owned
                              (All Dollar Amounts are in Thousands)
Name and Address                 Principal        Percent

Class A-1 Certificates
Bankers Trust Company
J. Lasher, c/o BT Services Tennessee
648 Grassmere Park Drive
Nashville, TN 37211                                     12.50%

Chase Manhattan Bank
Orma Trim Supervisor
4 New York Plaza 13th Floor
New York, NY 10004                                      13.75%

Chase Manhattan Bank
Orma Trim Supervisor
4 New York Plaza 13th Floor
New York, NY 10004                                      13.75%

Merrill Lynch, Pierce Fenner & Smith
Veronica E. O'Neill
4 Corporate Place
Corporate Park 287
Piscataway, NJ 08855                         1          40.00%

State Street Bank and Trust Company
Joseph J. Callahan
1776 Heritage Dr.
Global Corporate Action Unit JAB 5NW
No. Quincy, MA 02171                                     7.05%

Wells Fargo Bank Minnesota, N.A.
Janet Buechler
733 Marquette Avenue
Minneapolis, MN 55479                                   10.00%


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a)     The following documents are filed as part of this report:
              1.   Financial Statements:    Not applicable.
              2.   Financial Statement Schedules:    Not applicable.
              3.   Exhibits:   As the Issuer was established as of April 1
2000, the Master Servicer was obligated to prepare an Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000, and mail such statement to the Certificateholders on or before the last day of March, 2001 and Independent Certified Public Accountants were required 1 to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Pooling and Servicing Agreement on or before the last day of March, 2001. The Annual Statement to Certificate-holders as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accountants' Report is included herewith as
Exhibit 28.2. The Statement to Certificateholders on December 26, 2000, is included herewith as Exhibit 28.3.

 Exhibit No.                  Description

              *3.1            Certificates of Incorporation of the
                              Companies

              *3.2            By-laws of the Companies

              *4              Pooling and Servicing Agreement

              28.1 Annual Statement to Certificateholders as to Compliance for the year ended
                              December 31, 2000.

              28.2            Annual Independent Certified Public
                              Accountants' Report.

              28.3            Report of Management on Compliance
                              with Minimum Servicing Standards.

              28.4            Statement to Certificateholders on
                              December 24, 2000.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective April 1, 2000.


(b)    Reports on Form 8-K.
              8 reports on Form 8-K have been filed by the Issuer during the period covered by this report.

                                         Items Reported/Financial
Date of Reports on Form 8-K    Statements Filed



              May 25, 2000    Monthly Report for the April 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              June 26, 2000   Monthly Report for the May 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              July 25, 2000   Monthly Report for the June 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.


              August 25, 2000 Monthly Report for the July 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              September 25, 20Monthly Report for the August 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              October 25, 2000Monthly Report for the September 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              November 27, 200Monthly Report for the October 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

              December 26, 200Monthly Report for the November 2000 Monthly
                              Period relating to the ADVANTA Revolving
                              Home Equity Loan Pass-through
                              Certificates 2000-A Class A-1, issued by the
                              ADVANTA Home Equity Loan Trust 2000-A.

(c)    See "Item 14(a) (3)-Exhibits".
(d)    Not applicable.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTA Mortgage Corp., USA,
as Master Servicer and on behalf of

ADVANTA Revolving Home Equity Loan Trust 2000-A
                 Registrant


BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President
              Advanta Mortgage



March 31, 2001


INDEX TO EXHIBITS (Item 14(c))

  Exhibit #                     Description

*3.1                          Certificates of Incorporation of the Companies

*3.2                          By-laws of the Companies.

*4                            Pooling and Servicing Agreement

28.1 Annual Statement to Certificateholders as to Compliance for the year ended December 31, 2000

28.2 Annual Independent Certified Public Account-ants' Report.

28.3                          Report of Management on Compliance with
                              Minimum Servicing Standards.

28.4                          Statement to Certificateholders on December 24,
                              2000

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective April 1, 2000.


                                              EXHIBIT 28.1
March 26, 2001

Bankers Trust Company
Attention:  Mark McNeill
1761 East St. Andrew Place
Santa Ana, CA 92705-4934


RE:  Annual Statement as to Compliance

Pursuant to that certain Loan Servicing Agreement ("Agreement") dated as of
April 1, 2000, relating to ADVANTA Revolving Home Equity Loan Trust 2000-A, I,
H. John Berens, hereby certify that (I) a review of the activities of the Servicer during the preceding year and the performance under this Agreement has been made under my supervision, and (II) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for such year.

Sincerely,



BY;      /s/ H. John Berens
              H. John Berens
              Senior Vice President


HJB/pr

cc:     Mr. James L. Shreero
          Ms. Denise Desrosiers, Esq.

                                              EXHIBIT 28.2
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ADVANTA Mortgage Corp. USA:

We have examined management's assertion included in the accompanying Report of Management on Compliance with Minimum Servicing Standards, that Advanta
Mortgage Corp. USA, an indirect wholly-owned subsidiary of Advanta Corp., complied with the minimum servicing standards identified in the Mortgage Bankers Association of
America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that
Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000.  Management is responsible for Advanta
Mortgage Corp. USA's compliance with minimum servicing standards and for maintaining a fidelity bond and errors and omission policy. Our responsibility is to express an opinion on management's assertion about Advanta Mortgage Corp. USA's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Advanta Mortgage Corp. USA's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances.  We believe that our examination provides a reasonable basis for our opinion.  Our examination does not provide a legal determination on Advanta Mortgage Corp. USA's compliance with the minimum servicing standards.

In our opinion, management's assertion that Advanta Mortgage Corp. USA complied with the aforementioned minimum servicing standards and that Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence as of and during the year ended December 31, 2000 is fairly stated, in all material respects.

BY;      /s/ Arthur Andersen LLP

Philadelphia, PA
March 27, 2001

                                              EXHIBIT 28.3
REPORT OF MANAGEMENT ON COMPLIANCE WITH
MINIMUM SERVICING STANDARDS


As of and during the year ended December 31, 2000, Advanta Mortgage Corp. USA has complied in all material respects with the minimum servicing standards as set forth in the
Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage
Bankers.  As of and during the same period, Advanta Mortgage Corp. USA had in effect fidelity bond coverage in the amount of $15 million and errors and omissions coverage in the amount of $5 million per occurrence.


BY;      /s/ H. John Berens                   BY;      /s/ James L. Shreero
              H. John Berens                                  James L. Shreero
              Senior Vice President                           Senior Vice President
              Loan Servicing Officer                          and Chief Financial
                                                              Officer


                                              EXHIBIT 28.4

              ADVANTA Revolving Home Equity Loan Trust 2000-A

                         Statement to Certificateholders

Distribution in Dollars - Current Period
                                   Prior
                 Original        Principal                                        Total         Realized
    Class        Face Value       Balance         Interest       Principal     Distribution      Losses
Notes             400,000,000.    352,267,998.        1,948,80      8,427,499      10,376,299                      -
Certs                                                 2,941,76                       2,941,76                      -

Totals            400,000,000.    352,267,998.        4,890,56      8,427,499      13,318,066                      -

                                  Current
                  Deferred       Principal
    Class         Interest        Balance
Notes                             343,840,499.24
Certs                                                 -

Totals                            343,840,499.24

Interest Accrual Detail       Current Period Factor Information per $1,000 of Original Face

                                                                             Orig. Principal      Prior
                   Period         Period                                     (with Notional)    Principal
    Class         Starting         Ending          Method          Cusip         Balance         Balance
Notes                 11/27/00        12/25/00     A-Act/360      00757CAF5      400,000,000.        880.669997
Certs                                                                               -

                                                                  Current
                                                   Total         Principal
    Class         Interest       Principal      Distribution      Balance
Notes                      4.8            21.0            25.9        859.601248
Certs                                                                               -

Distribution in Dollars - To Date
                 Original                       Unscheduled      Scheduled        Total          Total
    Class        Face Value       Interest       Principal       Principal      Principal     Distribution
Notes             400,000,000.      17,364,825                    56,159,500.      56,159,500    73,524,325.86
Certs                               12,985,340                                                   12,985,340.31

Totals            400,000,000.      30,350,165                    56,159,500.      56,159,500    86,509,666.17

                                                  Current
                  Realized        Deferred       Principal
    Class          Losses         Interest        Balance
Notes                                             343,840,499.24
Certs                                                                 -

Totals                                            343,840,499.24

Interest Detail
                    Pass      Prior Principal                      Non-           Prior        Unscheduled
                  Through     (with Notional)     Accrued        Supported        Unpaid        Interest
    Class           Rate          Balance         Interest      Interest SF      Interest      Adjustments
Notes                 6.86750%    352,267,998.        1,948,80                                                     -
Certs                                                                                                              -

Totals                            352,267,998.        1,948,80                                                     -

                                  Paid or         Current
                  Optimal         Deferred         Unpaid
    Class         Interest        Interest        Interest
Notes                 1,948,80        1,948,80                        -
Certs                                 2,941,76                        -

Totals                1,948,80        4,890,56                        -

Collection Account Report
Summary                                                                                           Total
Principal Collections                                                                              9,415,762.42
Principal Withdrawals                                                                                              -
Principal Other Accounts                                                                                           -
TOTAL NET PRINCIPAL                                                                                9,415,762.42

Interest Collections                                                                               4,230,260.91
Interest Withdrawals                                                                                               -
Interest Fees                                                                                        (327,957.32)
Interest Other Accounts                                                                                            -
TOTAL INTEREST                                                                                     3,902,303.59

TOTAL AVAILABLE TO BONDHOLDERS                                                                   13,318,066.01

Principal - Collections                                                                           Total
Principal Received                                                                               10,301,549.68
Repurchases/Substitutions                                                                                          -
Liquidations                                                                                                       -
Insurance Principal                                                                                                -
Realized Losses                                                                                      (885,787.26)
TOTAL PRINCIPAL COLLECTED                                                                          9,415,762.42

Collection Account Report
Principal - Withdrawals                                                                           Total

SPACE INTENTIONALLY LEFT BLANK

Principal - Other Accounts                                                                        Total
Other Principal                                                                                                    -
TOTAL OTHER ACCOUNTS PRINCIPAL                                                                                     -

Interest - Collections                                                                            Total
Interest Received                                                                                  4,230,260.91
Repurchases/Substitutions                                                                                          -
Liquidations                                                                                                       -
Insurance Interest                                                                                                 -
Other Additional Interest                                                                                          -
Interest Realized Losses                                                                                           -
TOTAL INTEREST COLLECTED                                                                           4,230,260.91

Collection Account Report
Interest - Withdrawals                                                                            Total
Insurer Reimbursement Amounts                                                                                      -
Reimburse Indenture And Owner Trustee Expenses                                                                     -
Reimburse to Servicer Nonrecoverable Advances                                                                      -
TOTAL INTEREST WITHDRAWALS                                                                                         -

Interest - Other Accounts                                                                         Total
Capitalized Interest Requirement                                                                                   -
TOTAL OTHER ACCOUNT INTEREST                                                                                       -

Interest - Fees                                                                                   Total
Servicing Fees                                                                                        251,995.90
Indenture Trustee Fees                                                                                   3,695.94
Owner Trustee Fees                                                                                          250.00
Certificate Insurer Premiums                                                                            72,015.48
TOTAL INTEREST FEES                                                                                   327,957.32

Credit Enhancement Report
Accounts                                                                                          Total

 SPACE INTENTIONALLY LEFT BLANK

Insurance                                                                                         Total

 SPACE INTENTIONALLY LEFT BLANK

Structural Features                                                                               Total
Specified Overcollateralization Amount                                                        50,925,434.26
Current Overcollateralization Amount                                                          50,925,434.26
Overcollateralization Deficit                                                                                      -
Overcollateralization Reduction Amount                                                                             -

Delinquency Report - Total
                                  Current        1 Payment      2 Payments     3+ Payments        Total
DELINQUENT    Balance                               10,935,191      3,759,375        6,030,80    20,725,372.00
              % Balance                                  2.77%          0.95%           1.53%          5.25%
              # Loans                                     390            130                             747
              % # Loans                                  0.00%          0.00%           0.00%          0.00%
FORECLOSURE   Balance                     31,3                                          203,0         234,343.00
              % Balance                  0.01%           0.00%          0.00%           0.05%          0.06%
              # Loans                                                                                           8.00
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
BANKRUPTCY    Balance                    613,5            64,6         174,61           373,0      1,225,861.00
              % Balance                  0.16%           0.02%          0.04%           0.09%          0.31%
              # Loans                       21                                             14             43
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
REO           Balance                                                                                              -
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans                                                                                              -
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    644,8      10,999,874      3,933,992        6,606,88    22,185,576.00
              % Balance                  0.17%           2.79%          0.99%           1.67%          5.62%
              # Loans                                                                                            798
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
Note: Current=0-29 days, 1 payment=30-59 days, 2 payments=60-89 days, 3+payments=90+

Triggers, Adj. Rate Cert. And Miscellaneous Report
Trigger Events                                                                                    Total
Overcollateralization Trigger Event Occurred?                                                            No

Adjustable Rate Certificate Information                                                           Total
Current LIBOR                                                                                      6.617500%
Next LIBOR                                                                                         6.647500%
Next Notes Pass Through Rate                                                                       6.897500%
Net Funds Cap Rate                                                                                13.098771%
Net Funds Cap Carry-Forward Amount                                                                                 -

Additional Information                                                                            Total
Beginning Capitalized Interest Balance                                                                 0.00
Capitalized Interest Requirement                                                                       0.00
Interest Earned On Capitalized Interest Acct                                                           0.00
Capitalized Interest Termination                                                                       0.00
Ending Capitalized Interest Account                                                                    0.00

Other Related Information
Additional Information                                                                            Total
POOL INFORMATION
Beginning Pool                                                                                  403,193,432.96
Total Principal Received                                                                        (10,301,549.68)
Draws                                                                                              1,874,050.22
Ending Pool & Prefunded Balance                                                                 394,765,933.50

THREE LARGEST UNPAID BALANCES
Loan Number 1801008676                                                                                277,043.08
Loan Number 1001188781                                                                                279,675.67
Loan Number 1001181059                                                                                400,000.00

REALIZED LOSS INFORMATION
Cummulative Realized Losses                                                                        2,146,762.78

Excess Cashflow                                                                                    3,827,553.42

Supplemental Delinquency Report - Total
DELINQUENCY                   Current            1 Payment      2  Payment      3 Payment       4 Payment
CLTV=, <100%  Balance                                 8,521,86      3,052,867        1,780,65      1,695,204.00
              % Balance                  0.00%           2.95%          1.06%           0.62%          0.59%
              # Loans                                                                                             74
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
CLTV>100%     Balance                                 2,413,32         706,50           768,5         601,386.00
              % Balance                  0.00%           2.28%          0.67%           0.73%          0.57%
              # Loans                                                                                             14
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                               10,935,191      3,759,375        2,549,17      2,296,590.00
              % Balance                  0.00%           5.23%          1.73%           1.35%          1.16%
              # Loans                                                                                             88
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%

DELINQUENCY                      5 Payment       6+ Payment        TOTAL
CLTV=, <100%  Balance                    767,3           142,2    15,960,219.00
              % Balance                  0.27%           0.05%          5.54%
              # Loans                                                             618
              % # Loans                  0.00%           0.00%                      -
CLTV>100%     Balance                    275,4                      4,765,153.00
              % Balance                  0.26%           0.00%          4.51%
              # Loans                                                             129
              % # Loans                  0.00%           0.00%          0.00%
TOTAL         Balance                 1,042,77           142,2    20,725,372.00
              % Balance                  0.53%           0.05%         10.05%
              # Loans                                                             747
              % # Loans                  0.00%           0.00%                      -
Note: Current=0-29 days, 1payment=30-59 days, 2payments = 60-89 days, 3payments = 90-119days, 4payments=120-149,
5payments=150-179, 6+payments=180+days

FORECLOSURE                   Current            1 Payment      2  Payment      3 Payment       4 Payment
CLTV=, <100%  Balance                     31,3                                                          38,889.00
              % Balance                  0.01%           0.00%          0.00%           0.00%          0.01%
              # Loans                                                                                               1
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
CLTV>100%     Balance                                                                                              -
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans                                                                                                -
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                     31,3                                                          38,889.00
              % Balance                  0.01%           0.00%          0.00%           0.00%          0.01%
              # Loans                                                                                               1
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%

FORECLOSURE                      5 Payment       6+ Payment        TOTAL
CLTV=, <100%  Balance                                    164,1         234,343.00
              % Balance                  0.00%           0.06%          0.08%
              # Loans                                                                8
              % # Loans                  0.00%           0.00%                      -
CLTV>100%     Balance                                                               -
              % Balance                  0.00%           0.00%          0.00%
              # Loans                                                                 -
              % # Loans                  0.00%           0.00%                        -
TOTAL         Balance                                    164,1         234,343.00
              % Balance                  0.00%           0.06%          0.08%
              # Loans                                                                8
              % # Loans                  0.00%           0.00%                      -
Note:Current=0-29 days, 1payment=30-59 days, 2payments=60-89 days, 3payments=90-119days, 4payments=120-149,
5payments=150-179, 6+payments=180+days

BANKRUPTCY                    Current            1 Payment      2  Payment      3 Payment       4 Payment
CLTV=, <100%  Balance                    452,5            64,6         174,61            14,9           38,698.00
              % Balance                  0.16%           0.02%          0.06%           0.01%          0.01%
              # Loans                                                                                               2
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
CLTV>100%     Balance                    161,0                                           42,4           93,393.00
              % Balance                  0.15%           0.00%          0.00%           0.04%          0.09%
              # Loans                                                                                               2
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    613,5            64,6         174,61            57,3         132,091.00
              % Balance                  0.31%           0.02%          0.06%           0.05%          0.10%
              # Loans                                                                                               4
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%

BANKRUPTCY                       5 Payment       6+ Payment        TOTAL
CLTV=, <100%  Balance                     67,3            40,2         852,980.00
              % Balance                  0.02%           0.01%          0.29%
              # Loans                                                              32
              % # Loans                  0.00%           0.00%                      -
CLTV>100%     Balance                     76,0                         372,881.00
              % Balance                  0.07%           0.00%          0.35%
              # Loans                                                              11
              % # Loans                  0.00%           0.00%                        -
TOTAL         Balance                    143,3            40,2      1,225,861.00
              % Balance                  0.09%           0.01%          0.64%
              # Loans                                                              43
              % # Loans                  0.00%           0.00%                      -
Note:Current=0-29 days, 1payment=30-59 days, 2payments=60-89 days, 3payments=90-119days, 4payments=120-149,
5payments=150-179, 6+payments=180+days

REO                           Current            1 Payment      2  Payment      3 Payment       4 Payment
CLTV=, <100%  Balance                                                                                              -
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans                                                                                                -
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
CLTV>100%     Balance                                                                                              -
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans                                                                                                -
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                                                                                              -
              % Balance                  0.00%           0.00%          0.00%           0.00%          0.00%
              # Loans                                                                                                -
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%

REO                              5 Payment       6+ Payment        TOTAL
CLTV=, <100%  Balance                                                               -
              % Balance                  0.00%           0.00%          0.00%
              # Loans                                                                 -
              % # Loans                  0.00%           0.00%                      -
CLTV>100%     Balance                                                               -
              % Balance                  0.00%           0.00%          0.00%
              # Loans                                                                 -
              % # Loans                  0.00%           0.00%                        -
TOTAL         Balance                                                               -
              % Balance                  0.00%           0.00%          0.00%
              # Loans                                                                 -
              % # Loans                  0.00%           0.00%                      -

TOTAL                         Current            1 Payment      2  Payment      3 Payment       4 Payment
CLTV=, <100%  Balance                    483,8        8,586,55      3,227,484        1,795,56      1,772,791.00
              % Balance                  0.17%           2.97%          1.12%           0.63%          0.61%
              # Loans                                                                                             77
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
CLTV>100%     Balance                    161,0        2,413,32         706,50           810,9         694,779.00
              % Balance                  0.15%           2.28%          0.67%           0.77%          0.66%
              # Loans                                                                                             16
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%
TOTAL         Balance                    644,8      10,999,874      3,933,992        2,606,49      2,467,570.00
              % Balance                  0.32%           5.25%          1.79%           1.40%          1.27%
              # Loans                                                                                             93
              % # Loans                  0.00%           0.00%          0.00%           0.00%          0.00%

TOTAL                            5 Payment       6+ Payment        TOTAL
CLTV=, <100%  Balance                    834,6           346,6    17,047,542.00
              % Balance                  0.29%           0.12%          5.91%
              # Loans                                                             658
              % # Loans                  0.00%           0.00%                      -
CLTV>100%     Balance                    351,4                      5,138,034.00
              % Balance                  0.33%           0.00%          4.86%
              # Loans                                                             140
              % # Loans                  0.00%           0.00%                        -
TOTAL         Balance                 1,186,13           346,6    22,185,576.00
              % Balance                  0.62%           0.12%         10.77%
              # Loans                                                             798
              % # Loans                  0.00%           0.00%                      -
Note:Current=0-29 days, 1payment=30-59 days, 2payments=60-89 days, 3payments=90-119days, 4payments=120-149,
5payments=150-179, 6+payments=180+days

